Form 10QSB
period 2001-09-30
TOTALSEEK COM INC
filed 2001-11-08
CIK 1135401

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2001

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-33147
                                            -------
                           TotalSeek.Com, Inc.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           Delaware                                     23-3074323
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       1422 Chestnut Street, Suite #410, Philadelphia, PA 19102
       --------------------------------------------------------
               (Address of principal executive offices)

                            (215) 893-3662
                            --------------
            (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [ ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                   Outstanding at September 30, 2001
Common Stock, par value $0.001                 12,751,000

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements - (audited)

                         TotalSeek.Com, Inc.
                    (A Development Stage Company)
                      Consolidated Balance Sheet
                          September 30, 2001

                                Assets

Current assets
 Total current assets                                    $         -
                                                         ===========

               Liabilities and Stockholders' (Deficit)

Current liabilities
 Note payable                                            $     8,000
                                                         -----------

Stockholders' (Deficit)
 Common stock, $.001 par value, 100,000,000
  shares authorized, 12,751,000 shares issued
  and outstanding                                             12,751
 Additional paid-in capital                                      749
 Deficit accumulated during the development
  stage                                                      (21,500)
                                                         -----------
                                                              (8,000)
                                                         -----------
                                                         $         -
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                         TotalSeek.Com, Inc.
                    (A Development Stage Company)
                 Consolidated Statement of Operations
For the Period From Inception (February 20, 2001) to September 30, 2001

Revenue:                                                 $         -
                                                         -----------

Operating Costs and Expenses:
  General and administrative                                   1,250
  Goodwill impairment losses                                   8,000
  Losses related to impairment of intangibles                 12,250
                                                         -----------
                                                              21,500
                                                         -----------

Net (loss)                                               $   (21,500)
                                                         ===========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding                12,750,125
                                                         ===========

(Loss) per share                                         $     (0.00)
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                         TotalSeek.Com, Inc.
                    (A Development Stage Company)
           Consolidated Statement of Stockholders' (Deficit)
For the Period From Inception (February 20, 2001) to September 30, 2001

                                                                               Deficit
                                                                             Accumulated
                                     Common Stock                             During the
                                     ------------            Additional      Development
                                  Shares       Amount      Paid in Capital      Stage          Total
                               ------------ ------------   ---------------   ------------   ------------
Beginning balance                        -   $        -      $         -     $         -    $         -

Shares issued at inception
  at $.001 per share            12,750,000       12,750                -               -         12,750

Shares issued pursuant to
  an acquisition at
  $.05 per share                     1,000            1               49               -             50

Contribution of services
  to capital                             -            -              700               -            700

Net (loss) for the period                -            -                -         (21,500)       (21,500)
                               ------------ ------------   ---------------   ------------   ------------
Balance September 30, 2001      12,751,000   $   12,751      $       749     $   (21,500)   $    (8,000)
                               ============ ============   ===============   ============   ============

The accompanying notes are an integral part of these financial statements.

                         TotalSeek.Com, Inc.
                    (A Development Stage Company)
                 Consolidated Statement of Cash Flows
For the Period From Inception (February 20, 2001) to September 30, 2001

Cash flows from operating activities:

Net (loss)                                                 $   (21,500)

Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities
Value of services contributed to capital                           700
Goodwill impairment losses                                       8,000
Common shares issued for non cash consideration                    550
Losses related to impairment of intangibles                     12,250
                                                           -----------
  Net cash provided by (used in) operating activities                -
                                                           -----------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                -
                                                           -----------

Cash flows from financing activities:
  Net cash provided by (used in) financing activities                -
                                                           -----------

Increase (decrease) in cash and cash equivalents                     -

Cash and cash equivalents, beginning of period                       -
                                                           -----------

Cash and cash equivalents, end of period                   $         -
                                                           ===========

Supplemental cash flow information:
  Cash paid for interest                                   $         -
  Cash paid for income taxes                               $         -

The accompanying notes are an integral part of these financial statements.

                         TotalSeek.com, Inc.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements
                          September 30, 2001

NOTE 1. ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the State of Delaware on February 20, 2001. The Company is in the development stage and is organized to engage in any lawful activity under the General
Corporation Law of the State of Delaware. The Company intends to provide web hosting and development services to small and medium sized businesses. The Company has chosen December 31 as a year end.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and balances have been eliminated in consolidation.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its general and administrative expenses necessary to achieve its operating plan, which is long-range in nature.  For the period
February 20, 2001 (inception) through September 30, 2001, the
Company realized net losses of $21,500. In addition, the Company has a working capital deficit of $8,000 and a stockholders' deficit of
$8,000 at September 30, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing from outside sources, implement its business plan and attain profitable operations.  In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional private placement investment may result in the Company depleting its available funds and not being able pay its obligations or continue operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Revenue Recognition

The Company recognizes revenue from hosting and website development at the time the services are performed.

                         TotalSeek.com, Inc.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements
                          September 30, 2001

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
September 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are
receivable or payable on demand.

Web Site Development Costs

The Company will account for its Web Site Development Costs in accordance with FASB EITF 00-2 "Accounting for Web Site Development
Costs". The Company's web site will comprise multiple features and offerings that are currently in the planning stage, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its products, the
Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of
Position 98-1 "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use". All other costs will be reviewed for determination of whether capitalization or expense is appropriate.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with
SFAS No. 123, "Accounting for Stock-Based Compensation." The
provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for
Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income  (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         TotalSeek.com, Inc.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements
                          September 30, 2001

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No.
128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share
equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.
Segment Reporting

The Company follows Statement of Financial Accounting Standards No.
130, "Disclosures About Segments of an Enterprise and Related
Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Pronouncements

In December 1999, the Securities and Exchange Commission issued
Bulletin No. 101 ("SAB 101").  SAB 101 provides guidance on applying accounting principles generally accepted in the United States of
America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000.  The
implementation of SAB 101 did not have an impact on the Company's operating results.

                         TotalSeek.com, Inc.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements
                          September 30, 2001

In July, 2001, the Financial Accounting Standards Board (FASB)
issued Statement of Financial Accounting Standards (SFAS) 141,
Business Combinations, and SFAS 142, Goodwill and Intangible Assets.
SFAS 141 is effective for all business combinations completed after
June 30, 2001.  SFAS 142 is effective for the year beginning January
1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142.  The Company does not believe the adoption of these standards will have a material impact on the
Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 143,
Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This
Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121,
Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of.  The provisions of the
statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this standard and has not yet
determined the effect of adoption on its financial position and results of operations.

NOTE 2. ACQUISITION OF SUBSIDIARY

During September 2001 the Company acquired all of the issued and outstanding common stock of Urag Corporation in exchange for a note payable in the amount of $8,000 bearing interest at 10% per annum and maturing on September 6, 2002. Urag Corporation was an inactive entity with no assets or liabilities at the time of acquisition. In addition, Urag Corporation had no operations from the acquisition date to September 30, 2001. In conjunction with the acquisition, the
Company issued 1,000 shares of its common stock to the president of
Urag Corporation for services valued at $50 which management believes is the fair value of the services provided.

NOTE 3. STOCKHOLDERS' (DEFICIT)

At inception, the Company issued 12,750,000 shares of its common stock to its president in exchange for organizational costs or $500 and a web site and a domain name valued at $12,250 which represents the approximate cost to this officer for these items.

NOTE 4.  IMPAIRMENT OF LONG LIVED ASSETS

At September 30, 2001 management has determined that the value attributed to its intangible assets is impaired due to the Company's lack of revenue generating activities, which could utilize these assets. As a result the Company has written off all costs associated with its web site and, the goodwill associated with the acquisition described in Note 2 aggregating $20,250.

                         TotalSeek.com, Inc.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements
                          September 30, 2001

NOTE 5. RELATED PARTY TRANSACTIONS

During the period from inception to September 30, 2001 the Company's president provided office space, telephone and services to the
Company at no charge. The fair value of these services aggregating
$700 has been charged to operations.

NOTE 6 INCOME TAXES

The provision for income taxes for the years presented has been computed in accordance with Financial Accounting Standards Board
Statement No. 109, Accounting for Income Taxes. There are no
material differences between financial statement income and taxable income.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.

   Tax at federal statutory rate       34%
   Net operating loss                 (34)
                                    ------
                                        -%
                                    ======

The Company has an operating loss carryforward aggregating
approximately $22,000, which expires in 2021. The deferred tax asset relating to this operating loss has been fully reserved at September
30, 2001.

NOTE 4. SUBSEQUENT EVENT

It is the Company's intent to offer 500,000 shares of its common stock at $.05 per share pursuant to a Form SB-2 registration statement to be filed with the Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operations - In General

The Company's plan of operations is to provide high quality website hosting and development services to small and medium size
businesses.  The Company has financed its operations to date through sales of its equity securities.  As website hosts, the Company plans to provide a broad range of services.  These include basic services, such as posting a customer's website on the Internet, using the hosting company's computer hardware and software.  In addition, the
Company also plans to provide enhanced services, such as enabling financial transactions over the Internet, plus email, audio and video capabilities.  The Company intends to market its services solely on the Internet, primarily through its free Internet search engine and directory web site located at http://www.TotalSeek.com.
This web site allows Internet users the ability to search the databases of various web-based sources, such as the public archives of the Netscape directory, also known as DMOZ Open Directory
Project, organizes the results into a uniform format, ranks them by relevance and return the results to the user in one easy format.
The Company also plans to receive revenues by selling advertising on its web site.  The Company has limited operations, no revenues to date, and it has sustained losses since its inception on February
20, 2001.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing, or by additional funding from its sole officer and director, on which the Company has survived since its inception.  There can be no assurance that the
Company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time.  The
Company presently has no cash with which to satisfy any future cash requirements.  The Company will need a minimum of $25,000 to satisfy its cash requirements for the next 12 months.  The Company will not be able to operate if it does not obtain equity financing.  The
Company depends upon capital to be derived from future financing activities such as offerings of its common stock.  There can be no assurance that the Company will be successful in raising the capital it requires.  The Company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs.  The Company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees.  The
Company has generated no revenue since its inception.

The Company has no current plans, preliminary or otherwise, to merge with or acquire any other entity.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock.  There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 (the "Reform Act"), the
Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements
(as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives,
assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated",
"projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.  Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to
implement its business strategy; (ii) the financial condition of the
Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic
conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the
Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.  Any forward-looking statement speaks only as of the date on which such statement is made, and the
Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for management to predict all of such factors.
Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                    PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities and Use of Proceeds.

In connection with the Company's acquisition of Urag Corp. effective
September 6, 2001, pursuant to an Agreement and Plan of
Reorganization dated September 6, 2001, the Company further
remunerated Joren LLC, a company controlled by then president of
Urag Corp., Alfred Arberman, by issuing 1,000 unregistered shares of its common stock. These restricted shares were issued under Section
4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificate representing the securities bear such a legend.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K.

    1) Incorporated by reference is the Form 8-K filed by the
       Company on September 19, 2001.

    2) Incorporated by reference is the Form 8-K filed by the
       Company on September 17, 2001.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TotalSeek.Com, Inc.

                                   /s/ William Tay
                                   ---------------------------
                                   By: William Tay
                                   President, Chief Executive Officer

Dated: November 8, 2001